Form 10-K
period 2018-12-31
Wells Fargo Commercial Mortgage Trust 2015-LC22
filed 2019-03-20
CIK 1651164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the special servicer of the Somerset Park Apartments Mortgage Loan on and after July 5, 2018.  As a Result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date.  The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed on the Exhibit Index.

CWCapital Asset Management LLC was the special servicer of the Somerset Park Apartments Mortgage Loan, which constituted approximately 7.3% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Somerset Park Apartments Mortgage Loan from January 1, 2018 to July 4, 2018. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

With respect to the pari passu loan combinations that includes the Somerset Park Apartments Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the Somerset Park Apartments Mortgage Loan prior to July 5, 2018, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above and (ii) the servicer compliance statement of CWCapital Asset Management LLC  as special servicer of the Somerset Park Apartments Mortgage Loan prior to July 5, 2018, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB

PART I

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association as certificate administrator and as custodian.

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (“CWCAM”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance:

1122(d)(2)(vii): “Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciling items; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.”

The instance of material noncompliance, for the reporting period included a failure to complete the required bank reconciliations within 30 calendar days after the bank statement cutoff date.  In five of the twelve months related to the reporting period, the required reconciliations were not completed within the 30 calendar days requirement as follows:

February 2018: bank reconciliations were prepared on June 22, 2018

March 2018: bank reconciliations were prepared on May 1, 2018

September 2018: bank reconciliations were prepared on November 6, 2018

November 2018: bank reconciliations were prepared on February 19, 2019

December 2018: bank reconciliations were prepared on February 6, 2019

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

In response to the lack of adherence to company policy and procedures, CWCAM’s Compliance Committee reviewed the reasons for noncompliance and added two additional procedures to supplement its existing procedures:

1) the accounting department has added the completion of bank account reconciliations within 30 calendar days to its monthly closing checklist, which is reviewed and signed off by a CWCAM officer; and

2) the Chief Financial Officer has set up a monthly electronic reminder requiring that the completed bank reconciliations be forwarded to the CFO for an additional layer of review.

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

33.16       Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 33.8)

33.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.9)

33.18       National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.10)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the Somerset Park Apartments Mortgage Loan (see Exhibit 33.1)

33.20       CWCapital Asset Management LLC , as Special Servicer of the Somerset Park Apartments Mortgage Loan prior to July 5, 2018 (Omitted. See Explanatory Notes.)

33.21       Rialto Capital Advisors, LLC, as Special Servicer of the Somerset Park Apartments Mortgage Loan on and after July 5, 2018 (see Exhibit 33.3)

33.22       Wilmington Trust, National Association, as Trustee of the Somerset Park Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Certificate Administrator of the Somerset Park Apartments Mortgage Loan (see Exhibit 33.6)

33.24       Wells Fargo Bank, National Association, as Custodian of the Somerset Park Apartments Mortgage Loan (see Exhibit 33.7)

33.25       Pentalpha Surveillance LLC, as Trust Advisor of the Somerset Park Apartments Mortgage Loan

33.26       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Somerset Park Apartments Mortgage Loan (see Exhibit 33.9)

33.27       National Tax Search, LLC, as Servicing Function Participant of the Somerset Park Apartments Mortgage Loan (see Exhibit 33.10)

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

34.16       Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 34.8)

34.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 34.9)

34.18       National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 34.10)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the Somerset Park Apartments Mortgage Loan (see Exhibit 34.1)

34.20       CWCapital Asset Management LLC , as Special Servicer of the Somerset Park Apartments Mortgage Loan prior to July 5, 2018 (Omitted. See Explanatory Notes.)

34.21       Rialto Capital Advisors, LLC, as Special Servicer of the Somerset Park Apartments Mortgage Loan on and after July 5, 2018 (see Exhibit 34.3)

34.22       Wilmington Trust, National Association, as Trustee of the Somerset Park Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Certificate Administrator of the Somerset Park Apartments Mortgage Loan (see Exhibit 34.6)

34.24       Wells Fargo Bank, National Association, as Custodian of the Somerset Park Apartments Mortgage Loan (see Exhibit 34.7)

34.25       Pentalpha Surveillance LLC, as Trust Advisor of the Somerset Park Apartments Mortgage Loan

34.26       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Somerset Park Apartments Mortgage Loan (see Exhibit 34.9)

34.27       National Tax Search, LLC, as Servicing Function Participant of the Somerset Park Apartments Mortgage Loan (see Exhibit 34.10)

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

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 35.3)

35.8         Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (see Exhibit 35.5)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Somerset Park Apartments Mortgage Loan

35.10       CWCapital Asset Management LLC , as Special Servicer of the Somerset Park Apartments Mortgage Loan prior to July 5, 2018 (Omitted. See Explanatory Notes.)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Somerset Park Apartments Mortgage Loan on and after July 5, 2018

35.12       Wells Fargo Bank, National Association, as Certificate Administrator of the Somerset Park Apartments Mortgage Loan (see Exhibit 35.5)

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 20, 2019